Form 10-Q
period 2014-02-28
Embarr Downs, Inc.
filed 2014-03-31
CIK 1552719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 28, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to __________________.

Commission File Number: 000-55044

Embarr Downs, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-3403755
(State of Incorporation)	(I.R.S. Employer Identification No.)

205 Ave. Del Mar. #984, San Clemente, California	92674
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of March 10, 2014,
Common stock, par value $0.0001 per share	45,078,284
Class A Preferred Stock, par value $0.001 per share	4,000,000
Class B Preferred Stock, par value $0.001 per share	1,565,696

EMBARR DOWNS, INC.

FORM 10-Q
February 28, 2014

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Control and Procedures	12

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

PART I -- FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

Embarr Downs, Inc.
(A Development Stage Company)
Balance Sheet (Unaudited)

	February 28, 2014	August 31, 2013
ASSETS:
Current assets:
Cash or cash equivalents	$6,009	$2,902
Thoroughbreds	52,263	55,000
Total assets	$58,272	$57,902

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$23,620	$-
Notes payable- related party	31,375	13,000
Notes payable	210,000	-
Accrued interest	1,243	-
Accrued Dividends	11,270	-
Total liabilities	277,508	13,000

Shareholders’ equity:
Preferred Stock Series A, Par Value $.001, 5,000,000 shares authorized, 4,000,000 and 4,000,000 Issued and Outstanding Issued and Outstanding, respectively.	4,000	4,000
Preferred Stock Series B, Par Value $.001, 2,000,000 shares authorized, 1,565,696 and 0 Issued and Outstanding Issued and Outstanding, respectively.	1,566	-
Common Stock, Par Value $.0001, 500,000,000 shares authorized, 45,075,284 and 78,284 Issued and Outstanding, respectively.	4,508	8
Additional Paid In Capital	1,000,051	61,117
Dividends	(13,002)	-
Deficit accumulated in the development stage	(1,216,359)	(20,223)
Total shareholders' equity (deficit)	(219,236)	44,902
Total liabilities and shareholders' equity (deficit)	$58,272	$57,902

The accompanying notes are an integral part of these unaudited financial statements.

Embarr Downs, Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	Three months	Three months	Six months	Six months	From inception February 23, 2012
	Ended	Ended	Ended	Ended	through
	February 28,	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013	2014

Ordinary Income	$25,838	$-	$25,838	$-	$25,838
Cost of Goods Sold	19,027		19,027	-	19,027
Net Income	6,811	-	6,811	-	6,811

Operating Expenses
Thoroughbred research	684	1,639	713	2,098	7,862
Thoroughbred expenses	28,946	-	37,285	-	37,285
Depreciation	8,654	-	11,710	-	11,710
General and administrative expense	197,627	2,250	1,153,239	3,750	1,166,313
Total Operating Expenses	235,911	3,889	1,202,947	5,848	1,223,170
Operating Income	(229,100)	(3,889)	(1,196,136)	(5,848)	(1,216,359)
Provisions for Income Tax	-	-	-	-	-
Net Loss	$(229,100)	$(3,889)	$(1,196,136)	$(5,848)	$(1,216,359)

Earnings Per Share, Basic and Diluted	$(0.01)	$(0.10)	$(0.05)	$(0.15)
Weighted Average Number of Shares Outstanding	45,078,284	38,400	24,940,162	38,400

The accompanying notes are an integral part of these unaudited financial statements.

Embarr Downs, Inc
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

			From Inception
	Six Months ending	Six Months ending	February 23, 2012 through
	February 28, 2014	February 28, 2013	February 28, 2014
Cash flows from operating activities
Net Loss	$(1,196,136)	$(5,848)	$(1,216,359)
Deprecation	11,710	-	11,710
Stock Based Compensation	945,000	-	945,000
Changes in assets and liabilities:
Thoroughbred	(8,973)	-	(8,973)
Accounts payable	23,620	-	23,620
Accrued Interest	1,243	-	1,243
Net cash provided by (used in) operating activities	(223,536)	(5,848)	(243,759)

Cash flows from financing activities
Proceeds from sale of common stock	-	-	3,125
Contributed capital	-	6,000	13,000
Proceeds from note issued	37,500	-	37,500
Proceeds from line of credit	172,500	-	172,500
Payments on notes to related party	(32,327)	-	(32,327)
Dividend payment	(1,732)	-	(1,732)
Proceeds from note issued to related party	50,702	-	57,702
Net cash provided by financing activities	226,643	6,000	249,768
Net increase in cash	3,107	152	6,009
Cash balance, beginning of periods	2,902	1,575	-

Cash balance, end of periods	$6,009	$1,727	$6,009

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Noncash financing and investing activities:
Stock and note payable issued to purchase thoroughbreds by related party	$-	$-	$55,000
Stock issued for Reverse Merger	$-	$-	$3
Series B Preferred Share dividends issued to Common Stock Shareholder	$1,566	$-	$1,566
Dividends Accrued	$11,270	$-	$11,270

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

Stock-based Compensation

Accounting Standards Codification (“ASC”) 718, “Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans and for share based payments to non-employees in accordance with ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

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

Note 3 – Related Party Transaction

As of August 31, 2013, a noted payable of $13,000 was due to the Company CEO Joseph Wade. During the six months ended February 28, 2014, the Company CEO contributed additional $50,702 as a note payable and repaid $32,327 for a total remaining amount owed of $31,375. These notes is unsecured, non-interest bearing and matures on December 31, 2014.

Note 4 – Equity

Shares issued for services

During the six months ended February 28, 2014, the Company issued 45,000,000 shares of common stock to employees and third party consultants ascompensation. The fair value of the shares was determined to be $945,000.

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

Dividends

One February 22, 2014, the Company declared dividends of $0.00025 for the common shareholder on February 28, 2014. The company has accrued $11,270 as of February 28, 2014 for dividends.

Note 5 – Notes Payable

On January 9, 2014, the Company entered into a line of credit agreement for $200,000. The material terms of the line of credit are as follows:

(1)	The Company to borrow up to $200,000.
(2)	The amount that the Company borrows will carry an interest equal to nine percent (9%) per annum.
(3)	The Company will pay the accrued interest on any outstanding principal balance on the 15th of each month.
(4)	The maturity date is August 31, 2016.
(5)	The Debt from the Line of Credit may not be converted into common shares of the company.

As of February 28, 2014, the Company borrowed $172,500 from this line of credit.

On December 30, 2013, the Company entered into an unsecured convertible promissory note with a principal amount of $37,500 with Asher Enterprises. The Company received net proceeds of $37,500 from the Transaction, which will be used as general working capital and to acquire thoroughbreds. Interest on the Note accrues at a rate of 8% annually and is to be paid with principal in full on the maturity date. The principal amount of the Note together with interest may be converted into shares of the Company's common stock, par value $0.0001 (“Common Stock”), at the option of the note holder at a conversion price equal to fifty-five percent (55%) of the average of the lowest three closing bid prices for the Common Stock during the ten trading days prior to the conversion. At any time up to 120 days from the date of the note, the company has the option to repay the principal amount plus any accrued interest at a rate equal to 140% of the principal amount and accrued interest. The company intends to repay this loan from the proceeds of the $200,000 line of credit.

Note 6 – Subsequent Events

1.	On March 25, 2014, the Company’s Board of Directors approved a dividend of $.0001 per share to shareholders of record on April 4, 2014.

2.	On March 24, 2014, the Company filed to form a wholly owned subsidiary Embarr Farms, Inc. in Nevada.

On March 24, 2014, the Company filed to form a wholly owned subsidiary Hemp Fish Water, Inc. in Nevada.

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

Company’s Thoroughbreds

(1)	Rock Off was acquired by Joseph Wade, our CEO, on behalf of the Company. All rights to Rock Off have been transferred to our subsidiary, Embarr Downs of California.
(2)	Street Car was claimed on January 11, 2014 for $8,000.

Photos of the Thoroughbreds

Rock Off (December 1, 2013)	Street Car (January 12, 2014)

Racing Statistics

Year	Starts	Win	Place	Show	Earnings	Avg/Start
2014	3	0	1	0	$4,800	$1,600
2013	1	1	0	0	$10,800	$10,800
Total	4	1	1	0	$17,200	$4,300

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

Overview

During the Six Months ending February 28, 2014, we generated revenue of $25,838 and incurred a net loss of $1,196,136. We have received $25,838 in revenue, and have historically relied on equity and debt financings to finance our ongoing operations. Our operations generated a net loss since inception of $1,216,359.

Results of Operations

For the six months ending February 28, 2014 and 2013 respectively, the Company generated the following revenue:

	Six Months ending February 28, 2014	Six Months ending February 28, 2013
Revenue	$25,838	-

For the six months ending February 28, 2014 and 2013 respectively, the Company generated the following cost of goods:

	Six Months ending February 28, 2014	Six Months ending February 28, 2013
Cost of goods sold	$19,027	-

For the six months ending February 28, 2014 and 2013respectively, the Company generated the following expenses:

	Six Months ending February 28, 2014	Six Months ending February 28, 2013
Operating Expenses
Thoroughbred research	713	2,098
Thoroughbred expenses	37,285	-
Depreciation	11,710	-
General and administrative expenses	1,153,239	3,750
Total Operating Expenses	1,202,947	5,848

Liquidity and Capital Resources

The following is a summary of our balance sheet as of February 28, 2014 and 2013respectively:

	February 28, 2014	August 31, 2013
ASSETS:
Current assets:
Cash or cash equivalents	$6,009	$2,902
Thoroughbreds	52,263	55,000
Total assets	$58,272	$57,902

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

As of February 28, 2014, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in 2011. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as of November 28, 2013:

Independent Directors: The Company intends to obtain at least 2 independent directors at its 2014 annual shareholder meeting. The cost associated to the addition in minimal and not deemed material.

No Segregation of Duties: Ineffective controls over financial reporting: The company intends to hire additional staff members, either as employees or consultants, prior to December 31, 2014. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company's Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $40,000 per year.

No audit committee: After the election of the independent directors at the 2014 annual shareholder meeting, the Company expects that an Audit Committee will be established. The cost associated to the addition an audit committee are minimal and not deemed material.

Resources: As of February 28, 2014, we have no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

As of February 28, 2014, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year ending August 30, 2013. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

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

On November 21, 2013, the Company issued 40,000,000shares of Common Stock to our CEO. These shares were issued pursuant to the Personal Services Agreement executed on November 21, 2013. These shares are subjected to a lock up agreement whereby the shares shall be restricted from resale for 10-years from the date of issuance. Our CEO gifted 6,000,000 of these shares to family and friends. The gift shares are also subjected to the lock up agreement. The Company booked an $840,000 (or $0.021 per share) expense related to this issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended February 28, 2014 that was not previously disclosed in our filings during that period.

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

EMBARR DOWNS, INC.

Date: March 31, 2014	By:	/s/ Joseph Wade
Joseph Wade
Chief Executive and Financial Officer