Form 10-Q
period 2014-05-31
Embarr Downs, Inc.
filed 2014-07-15
CIK 1552719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number: 000-55044

Embarr Downs, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-3403755
(State of Incorporation)	(I.R.S. Employer Identification No.)

205 Ave. Del Mar. #984, San Clemente, California	92674
(Address of principal executive offices)	(Zip Code)

(949) 461-1471
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of July 15, 2014,
Common stock, par value $0.0001 per share	48,078,284
Class A Preferred Stock, par value $0.001 per share	4,000,000
Class B Preferred Stock, par value $0.001 per share	1,565,696

EMBARR DOWNS, INC.

FORM 10-Q
May 31, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Embarr Downs, Inc.
Balance Sheet
(Unaudited)

	May 31, 2014	August 31, 2013
ASSETS
Current assets:
Cash or cash equivalents	23,844	$2,902
Thoroughbreds	47,679	55,000
Total assets	71,523	$57,902

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	7,249	$-
Accrued dividend payable	302	-
Notes payable	90,500	-
Notes payable- related party	20,714	13,000
Total liabilities	118,765	13,000

Shareholders’ Equity:
Preferred Stock Series A, par value $.001, 5,000,000 shares authorized, 4,000,000 and 4,000,000 issued and outstanding, respectively	4,000	4,000
Preferred Stock Series B, par value $.001, 2,000,000 shares authorized, 1,565,696 and 0 issued and outstanding, respectively	1,566	-
Preferred Stock Series C, par value $.0001, 15,000,000 shares authorized, 113,797 and 0 issued and outstanding, respectively	1	-
Common Stock, par value $.0001, 500,000,000 shares authorized, 48,078,284 and 78,284 issued and outstanding, respectively.	4,808	8
Additional paid in capital	1,795,493	61,117
Subscription receivable	(433,787)	-
Dividend paid	(17,810)	-
Accumulated deficit	(1,401,513)	(20,223)
Total shareholders' equity (deficit)	(47,242)	44,902
Total liabilities and shareholders' equity (deficit)	71,523	$57,902

The accompanying notes are an integral part of these unaudited financial statements.

Embarr Downs, Inc.
Statement of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013

Ordinary income	$610	$-	$26,448	$-
Cost of goods sold	-		19,027	-
Net income	610	-	7,421	-

Operating expenses
Thoroughbred research	343	-	1,056	2,098
Thoroughbred expenses	10,736	-	47,661	-
Depreciation	4,583	-	16,293	-
General and administrative expense	170,462	1,500	1,323,701	5,250
Total operating expenses	182,764	1,500	1,388,711	7,348
Operating income	(185,154)	(1,500)	(1,381,290)	(7,348)
Provisions for income tax	-	-	-	-
Net loss	$(185,154)	$(1,500)	$(1,381,290)	$(7,348)

Earnings per share, basic and diluted	$(0.00)	$(0.04)	$(0.04)	$(0.19)
Weighted average number of shares outstanding	46,627,197	38,400	32,248,614	38,400

The accompanying notes are an integral part of these unaudited financial statements.

Embarr Downs, Inc.
Statement of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	May 31, 2014	May 31, 2013
Cash flows from operating activities
Net loss	$(1,381,290)	$(7,348)
Depreciation	16,293	-
Stock based compensation	945,000	-
Changes in assets and liabilities:
Thoroughbred	(8,973)	-
Accrued Interest	1,243	-
Accounts payable	7,250	-
Net cash provided by (used in) operating activities	(420,477)	(7,348)

Cash flows from financing activities
Proceeds from sale of common stock	182,970	-
Contributed capital	-	8,000
Proceeds from note issued	90,500	-
Proceeds from line of credit	282,000	-
Distributed Capital	(104,257)
Payments on notes to related party	(99,459)	-
Dividend payment	(17,508)	-
Proceeds from note issued to related party	107,173	-
Net cash provided by financing activities	441,419	8,000
Net increase in cash	20,942	652
Cash balance, beginning of periods	2,902	1,575

Cash balance, end of periods	$23,844	$2,227

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash financing and investing activities:
Subscription Receivable	$433,787	$-
Shares issued for the settlement of debt and accrued interest	$283,243	$-
Series B Preferred Share dividends issued to Common stock shareholder	$1,566	$-
Series C Preferred Share dividends issued to Common stock shareholder	$1	$-
Dividends accrued	$302	$-

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

Note 3 – Related Party Transaction

As of May 31, 2014, a note payable of $20,714 was due to the Company CEO Joseph Wade. During the nine months ended May 31, 2014, the Company CEO contributed additional $107,173 as a note payable and repaid $99,459 for a total remaining amount owed of $20,714. This note is unsecured, non-interest bearing and matures on December 31, 2014.

The Company lent three Companies related to our CEO a total of $104,257. The amounts carry an interest rate of 0% and have a repayment date of December 31, 2015. The company has recorded the transactions as a distribution of equity and will record further payments from the entities as contribution to the company.

Note 4 – Equity

Shares issued for services

During the nine months ended May 31, 2014, the Company issued 45,000,000 shares of common stock to employees and third party consultants as compensation. The fair value of the shares was determined to be $945,000.

Shares issued for settlement of debt and accrued interest

During the nine months ended May 31, 2014, the company issued 1,500,000 shares of common stock to third party for the total value of $450,000. The company settled $282,000 of the line of credit outstanding as well as $1,243 of accrued interest with the third party. In addition to the settlement, the company received $166,757 in cash.

Shares issued for cash

During the nine months ended May 31, 2014, the company issued 1,500,000 shares of common stock to a third party for the proceeds of $450,000. As of May 31, 2014, the company has received $16,213 of the $450,000 with the remaining $433,787 outstanding as a stock subscription.

Reverse stock split

On September 20, 2013, the Company executed a Fifty Thousand to One (50,000:1) reverse stock split of issued and outstanding shares of its Common Stock. As part of the reverse, the total authorized shares of Common Stock were reduced to 500,000,000 shares. The Company accounted for the reverse stock split retrospectively and is presented accordingly in the Company’s financial statements.

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

Series C Preferred Stock

On April 16, 2014, the Company approved of the issuance of Series C Preferred Stock to its Common Stock shareholders. Each common stock shareholders received one share of Series B Preferred Stock for each 3,500 common stock shares owned. As a result 13,797 of Series B Preferred Stocks were issued for a total fair value of $1. The stock dividend is considered an equity transaction due to all shareholders participating in the issuance.

The Series C Preferred Stock consists of 15,000,000 authorized and 113,797 are issued and outstanding as of the date of this filing. The Series C Preferred has the following terms and rights:

Rank. All shares of Preferred Stock shall rank superior with all of the Corporation's Common Stock, no par value (the "Common Stock"), now or hereafter issued, as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, including the payment of dividends.

Dividends. No dividend shall be declared or paid on the Preferred Stock unless approved and declared by the Board of Directors.

No Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Corporation, the Series C Preferred shares shall have no priority on liquidation superior to that of the other Preferred Stock. The Series C Preferred shareholders will be entitled to preferential amounts paid in to the Corporation and be paid in full, for funds paid for the Series C Preferred Shares, if sufficient funds exist . The holders of shares of other series of Preferred Stock shall be entitled to participate with the Common Stock in all of the remaining assets of the Corporation available for distribution to its stockholders, ratably with the holders of Common Stock in proportion to the number of shares of Common Stock held by them, assuming for each holder of Preferred Stock on the record date for such distribution that each holder was the holder of record of the number (including any fraction) of shares of Common Stock into which the shares of Preferred Stock then held by such holder are then convertible. A liquidation, dissolution, or winding-up of the Corporation, as such terms are used in this Section 5, shall not be deemed to be occasioned by or to include any merger of the Corporation with or into one or more corporations or other entities, any acquisition or exchange of the outstanding shares of one or more classes or series of the Corporation, or any sale, lease, exchange, or other disposition of all or a part of the assets of the Corporation.

Voting Rights. The holders of the preferred stock do not have voting rights other than those specifically required by Nevada law.

No Redemption. The shares of Preferred Stock are not redeemable, unless approved by the Board of Directors and agreed upon by the Series C Preferred Shareholders.

Dividends

During the nine months ending May 31, 2014, the Company declared $17,810 in dividend. As of May 31, 2014, the company paid $17,508 and has accrued $302 in dividends.

Note 5 – Notes Payable

On January 9, 2014, the Company entered into a line of credit agreement for $500,000. The material terms of the line of credit are as follows:

(1)	The Company to borrow up to $500,000.
(2)	The amount that the Company borrows will carry an interest equal to nine percent (9%) per annum.
(3)	The Company will pay the accrued interest on any outstanding principal balance on the 15th of each month.
(4)	The maturity date is August 31, 2016.
(5)	The Debt from the Line of Credit may not be converted into common shares of the company.

As of May 31, 2014, the Company borrowed $282,000 from this line of credit and settled $282,243 of the line of credit plus accrued interest through the issuance of shares.

On December 30, 2013, the Company entered into an unsecured convertible promissory note with a principal amount of $37,500 with Asher Enterprises. The Company received net proceeds of $37,500 from the Transaction, which will be used as general working capital and to acquire thoroughbreds. Interest on the Note accrues at a rate of 8% annually and is to be paid with principal in full on the maturity date. The principal amount of the Note together with interest may be converted into shares of the Company's common stock, par value $0.0001 (“Common Stock”), at the option of the note holder at a conversion price equal to fifty-five percent (55%) of the average of the lowest three closing bid prices for the Common Stock during the ten trading days prior to the conversion. At any time up to 180 days from the date of the note; the company has the option to repay the principal amount plus any accrued interest at a rate equal to 140% of the principal amount and accrued interest.

On April 14, 2014, the Company entered into an unsecured convertible promissory note with a principal amount of $53,000 with KBM Worldwide. The Company received net proceeds of $53,000 from the Transaction, which will be used as general working capital and to acquire thoroughbreds. Interest on the Note accrues at a rate of 8% annually and is to be paid with principal in full on the maturity date. The principal amount of the Note together with interest may be converted into shares of the Company's common stock, par value $0.0001 (“Common Stock”), at the option of the note holder at a conversion price equal to fifty-five percent (55%) of the average of the lowest three closing bid prices for the Common Stock during the ten trading days prior to the conversion. At any time up to 180 days from the date of the note, the company has the option to repay the principal amount plus any accrued interest at a rate equal to 140% of the principal amount and accrued interest.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained herein involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our business prospects;
●	our contractual arrangements and relationships with third parties;
●	the dependence of our future success on the general economy;
●	our possible financings; and
●	the adequacy of our cash resources and working capital.

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

Overview

During the nine months ended May 31, 2014, we generated revenue of $26,448 and incurred a net loss of $1,381,290. We have received $26,448 in revenue, and have historically relied on equity and debt financings to finance our ongoing operations..

Results of Operations

For the Nine months ended May 31, 2014 and 2013 respectively, the Company generated the following revenue:

	Nine Months Ended	Nine Months Ended
	May 31, 2014	May 31, 2013

Revenue	$26,448	-

For the Nine months ended May 31, 2014 and 2013 respectively, the Company generated the following cost of goods:

	Nine Months Ended	Nine Months Ended
	May 31, 2014	May 31, 2013

Cost of goods sold	$19,027	-

For the Nine months ended May 31, 2014 and 2013 respectively, the Company generated the following expenses:

	Nine Months Ended May 31, 2014	Nine Months Ended May 31, 2013
Operating expenses
Thoroughbred research	1,056	2,098
Thoroughbred expenses	47,661	-
Depreciation	16,293	-
General and administrative expenses	1,323,701	5,250
Total operating expenses	1,388,711	7,348

Liquidity and Capital Resources

The following is a summary of our balance sheet as of May 31, 2014 and 2013 respectively:

	May 31, 2014	August 31, 2013
ASSETS:
Current assets:
Cash or cash equivalents	$23,844	$2,902
Thoroughbreds	47,679	55,000
Total assets	$71,523	$57,902

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

As of May 31, 2014, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in 2011. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

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

Resources: As of May 31, 2014, we have no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

As of May 31, 2014, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year ending August 30, 2013. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended May 31, 2014 that was not previously disclosed in our filings during that period.

ITEM 6. EXHIBITS

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
___________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EMBARR DOWNS, INC.

Date: July __, 2014	By:	/s/ Joseph Wade
Joseph Wade Chief Executive and Financial Officer