Form 10-K
period 2014-08-31
Embarr Downs, Inc.
filed 2014-12-17
CIK 1552719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission file number 000-55044

Embarr Downs, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-3403755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 Ave Del Mar #984 San Clemente, CA	92674
(Address of principal executive offices)	(zip code)

(949) 461-1471

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter (November 2014): $96,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: December 15, 2014 as of 53,744,990.

Title of Each Class	Outstanding as of November 30, 2014
Common stock, par value $0.0001 per share	53,744,990
Preferred Stock, par value $0.001 per share	5,565,700

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions provided for under these sections. Our forward-looking statements include, without limitation:

•	Statements regarding future earnings;
•	Estimates of future mineral production and sales, for specific operations and on a consolidated or equity basis;
•	Estimates of future costs applicable to sales, other expenses and taxes for specific operations and on a consolidated basis;
•	Estimates of future cash flows;
•	Estimates of future capital expenditures and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding thereof;
•	Estimates regarding timing of future capital expenditures, construction, production or closure activities;
•	Statements as to the projected development of certain ore deposits, including estimates of development and other capital costs and financing plans for these deposits;
•	Estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;
•	Estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;
•	Statements regarding the availability and costs related to future borrowing, debt repayment and financing;
•	Statements regarding modifications to hedge and derivative positions;
•	Statements regarding future transactions;
•	Statements regarding the impacts of changes in the legal and regulatory environment in which we operate; and
•	Estimates of future costs and other liabilities for certain environmental matters.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to: the ability of Embarr Downs, Inc. to obtain or maintain necessary financing; the price of gold, silver and other commodities; currency fluctuations; geological and metallurgical assumptions; operating performance of equipment, processes and facilities; labor relations; timing of receipt of necessary governmental permits or approvals; domestic laws or regulations, particularly relating to the environment and mining; domestic and international economic and political conditions; and other risks and hazards associated with mining operations. More detailed information regarding these factors is included in Item 1, Business, Item 1A, Risk Factors, and elsewhere throughout this report. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

The Company maintains an internet website at www.graystone1.com. The Company makes available, free of charge, through the Investor Information section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Any of the foregoing information is available in print to any stockholder who requests it by contacting our Investor Relations Department at 702-438-4100.

ITEM 1. BUSINESS

Corporate Background and Our Business

History

Embarr Downs, Inc. (“we”, “us”, “our”, the "Company" or the "Registrant") was originally incorporated in the State of Florida on June 27, 1997 under the name of July Project III Corp. and changed our name to Globalgroup Investment Holdings, Inc. on October 18, 2000 and subsequently changed our name to Embarr Downs, Inc. on August 20, 2013. The Company was reincorporated in Nevada on March 12, 2012. The Company is domiciled in the state of Nevada, and its corporate headquarters are located in the Los Angeles area of California. On August 20, 2013, the Company entered into an Agreement whereby the Company acquired 100% of Embarr Downs of California, Inc., incorporated in the State of California on February 23, 2013, and all operations of Embarr Downs, Inc., along with all the prior assets and liabilities were spun off through Sovereign Oil, Inc. On August 20, 2013, the acquisition closed and under the terms of the Agreement the Embarr Downs was the surviving entity. The Company selected August 31 as its fiscal year end. On August 21, 2014, the Company acquired 100% WB Partners from its majority shareholders. As part of the acquisition of WB Partners the company also acquired 87% of SouthCorp Capital and 99% of Torrent Energy as operating subsidiaries of the Company.

This is the current corporate organization:

Embarr Downs, Inc. trades on the OTC Market Pink Sheets under the symbol EMBR.

Business of Registrant

The Company is a holding company that operates through its 4 operating subsidiaries.

Embarr Downs of California: Is in business is the buying, selling and racing of thoroughbreds. The company’s focus is acquiring partial ownership in horses that can race in allowance or stakes level races. Allowance races are a race other than claiming for which the racing secretary drafts certain conditions. Stakes races are the top level races. The purse money is significantly higher in allowance and stakes level races. Claiming refers to the process by which a licensed person may purchase a horse entered in a race designated as a “claiming race” for a predetermined price. When a horse has been claimed, its new owner assumes title after the starting gate opens although the former owner is entitled to all purse money earned in that race. Claiming races are lowest level in thoroughbred racing. Stakes and allowance races are races in which the horses are not for sale.

The Company currently owns two horses

Horse	Location	Percent Owned
Rock Off	California	100%
Street Car	California	100%
Lone Warrior	California	10%

SouthCorp Capital, Inc.: Southcorp Capital, Inc. is a Delaware corporation. The Company’s focus is on the acquisition and renovation of single-family and mutli-family properties in the U.S with the intent of reselling or renting the property after renovations have occurred. Our real estate investments are expected to focus properties undervalued and/or in need of some repairs.

We seek potential property acquisitions meeting the above criteria and which are located throughout the United States. We believe the most important criteria for evaluating the markets in which we intend to purchase properties include:

•	historic and projected population growth;

•	historically high levels of tenant demand and lower historic investment volatility for the type of property being acquired;

•	markets with historic and growing numbers of a qualified and affordable workforce;

•	high historic and projected employment growth;

•	markets where demographics support need for senior living and healthcare related facilities;

•	markets with high levels of insured populations;

•	stable household income and general economic stability; and

•	sound real estate fundamentals, such as high occupancy rates and strong rent rate potential.

The following table provides an overview of our properties as of August 31, 2014:

Property	City, State	Acquisition Date	Type	Purchase Price
808 N. Franklin Street	Portland, Indiana	April-14	Single Family	$1,500
465 Fulton	Berne, Indiana	April-14	Vacant Land	$1,500
Jefferson Street	Berne, Indiana	April-14	Vacant Industrial	$2,500
356 Franklin Street	Berne, Indiana	April-14	Single Family	$16,000
163 Behring Street	Berne, Indiana	April-14	Commercial	$35,000
8841 N. Pearl Street	Bryant, Indiana	April-14	Single Family	$1,500
237 E. Delaware Street	Redkey, Indiana	April-14	Single Family	$1,500
8218 N 950W	Montpelier, Indiana	April-14	Single Family	$2,500
7003 Balsam Lane	Fort Wayne, Indiana	May-14	Single Family	$6,000
1063 Winchester	Decauter, Indiana	August-14	Single Family	$1,890
3217 Raymond	Fort Wayne, Indiana	November-14	Single Family	$10,727

The markets in which we invest may not meet all of these criteria and the relative importance that we assign to any one or more of these criteria may differ from market to market or change as general economic and real estate market conditions evolve. We may also consider additional important criteria in the future. In order to diversify our portfolio, we may acquire a portion of our real estate investments through joint ventures with affiliates and third parties, such as institutional investors.

WB Partners: WB Partners provides consulting services to companies. The Company provides consulting services to a wide variety of both financially sound and distressed organizations by helping clients in diverse industries improve performance, transform the enterprise, reduce costs, leverage technology, process and review large amounts of complex data, address regulatory changes, recover from distress and stimulate growth, or to go public. Our professionals employ their expertise in finance, operations, strategy and technology to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client's particular challenges and opportunities to deliver sustainable and measurable results.

Torrent Energy: Torrent Energy Corp. is a Colorado corporation. The Company developing various gourmet food products. The Company has begun development of compound butter and expects to begin development of a pancake and waffle syrup in November 2014. The company has begun developing compound butter flavors of: Maple, Pecan Brown Sugar, Blueberry, Strawberry, Orange Balsamic Vinegar, Cinnamon and Pumpkin Spice.

Going Concern

Our financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and is unlikely to pay dividends. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

We have experienced recurring net losses from operations which losses have caused an accumulated deficit of ($1,844,776) as of August 31, 2014. We had net losses of ($1,796,729) for the year ended August 31, 2014 compared to an accumulated deficit of ($20,223) for the year ended August 31, 2013. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

The ongoing execution of our business plan is expected to result in operating losses over the next twelve months. Management believes it will need to raise capital through stock issuances in order to have enough cash to maintain its operations for the next twelve months. There are no assurances that we will be successful in achieving our goals of obtaining cash through stock issuances or increasing revenues and reaching profitability.

In view of these conditions, our ability to continue as a going concern is dependent upon our ability to meet our financing requirements, and to ultimately achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event we cannot continue as a going concern.

Office Facilities

The Company's operating offices are located in In Sam Clemente, California. The Company uses the addresses below for mailing purposes. The Company rents space for the addresses on a monthly basis.

Corporate Entity	Address
Embarr Downs, Inc.	205 Ave. Del Mar #984, San Clemente, CA 92674
SouthCorp Capital, Inc.	312 S Beverly Drive, Beverly Hills, CA 90212
WB Partners	312 S Beverly Drive, Beverly Hills, CA 90212
Torrent Energy	312 S Beverly Drive, Beverly Hills, CA 90212

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our executive, administrative and operating offices are located at 205 Del Mar #974, San Clemente, California 92674.The Company uses this address for mailing purposes.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation.

ITEM 4. MINING SAFTY DISCLOSURES

None Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock trades over-the-counter and is quoted on the OTC Bulletin Board under the symbol “EMBR.” The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected. The Company performed a reverse of 50000:1 on October 16, 2013 as a result the company’s stock price from prior of the reverse reflect the reversed prices.

Common Stock
Fiscal Year 2014	High	Low
First Quarter	$15.00	$.021
Second Quarter	$.41	$.053
Third Quarter	$.389	$.045
Fourth Quarter	$.08	$.013

Holders of Common Equity

As of December 15, 2014 there were 53,744,990 common shares outstanding. During the fiscal year 2014, the high and low sales prices of our common stock on the OTCQB were $15.00 and $0.013, respectively, and we had 78 holders of record of our common stock. As of August 31, 2013, there were 78,284 shares of Common Stock issued and outstanding.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on Nasdaq or a national securities exchange, our stock is characterized as a “penny stock” under applicable securities regulations. Our stock therefore is subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

Action Stock Transfer is the transfer agent for our common stock. The principal office of Action Stock Transfer is located at 2469 E. Fort Union Blvd., Suite 214 Salt Lake City, UT 84121

Dividend Policy

The Company declared $27,824 in dividends to its shareholders during fiscal year ending August 31, 2014. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Recent Sales (Issuances) of Unregistered Securities

Issuer purchase of equity securities

There were no issuer purchases of securities during the period covered by this report.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

 ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy;
•	our possible financings; and
•	the adequacy of our cash resources and working capital.

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

Overview

During our current fiscal year ended August 31, 2014, we generated sales of $106,367 and incurred a net loss of $1,796,729. We historically relied on our other divisions and equity and debt financings to finance our ongoing operations. Our operations generated a net loss of $1,829,899 from inception through the fiscal year ended August 31, 2014. In order to fund operations in the fiscal years ended August 31, 2014, we relied on proceeds received under the private placement sale in secured convertible debentures $95,500 and proceeds received from notes payable of $113,705 from our shareholders.

Results of Operations

For the years ended August 31, 2014 and August 31, 2013, the Company generated the following revenue:

	Years Ended August 31,
	2014	2013

Sales, net	$79,757	$-
Sales of thoroughbred	26,610	-
Total Sales	106,367	-

For the years ended August 31, 2014 and August 31, 2013, the Company generated the following expenses:

	August 31, 2014	August 31, 2013

Thoroughbred expenses	$77,167	$4,099
Operating expense
SG&A	1,717,671	9,574
Rent or lease	21,100	-
Depreciation	20,876	-
Total operating expense	1,759,647	9,574
Other income (expense)
Interest expense	(71,270)	-
Loss on derivative	(28,182)	-
Other income (expense)	(99,452)	-

Liquidity and Capital Resources

The following is a summary of our balance sheet as of August 31, 2013 and August 31, 2014:

	Years Ended August 31,
	2014	2013

Cash	$23,973	$2,902
Assets	780,566	57,902
Liabilities	794,110	13,000
Stockholders' equity	10,429	44,902

In the opinion of management, available funds will not satisfy our growth requirements for the next twelve months. The Company expects that its current revenue will allow us to satisfy our current operations and our reporting requirement for the next twelve months. However, if our revenue decreases we may not able to support our current operations and reporting obligations without obtaining additional funds.

Note receivable from consulting services

The Company, through WB Partners, provides consulting services to clients. The Company typically is paid in cash or stock. During the fiscal year ending August 31, 2014, the Company received a note receivable for consulting services performed for Signal Bay, Inc.. The amount of the note is $40,000. The Company may convert the note into shares of Signal Bay at a conversion price of 50% of the market price at the time of conversion. The Company recorded $80,000 in derivative asset related to this note receivable.

Securities Available for sale

The Company, through WB Partners, provides consulting services to clients. The Company typically is paid in cash or stock. When paid in stock the Company books the stock as Securities Available For Sale. The Company recognizes the revenue based on the current price per share of the stock received at the date the services are complete. At the time the Company sells or otherwise disposes the shares, the company will record any realized gain or loss on the sale of the stock. Interim changes in fair value of the stock are reflected in Other Comprehensive Income (Loss) as an unrealized gain (loss).

The table below shows the number of shares WB Partners received as compensation for services and how they were accounted for:

Nate’s Food Co.: The Company received the following shares as compensation:

Issuer	Type	Share #	Revenue	Deferred Revenue	Net Revenue	Long Term/Short Term
Nate's Food	Common	600,000	15,960	0	15,960	Short
Nate's Food	Preferred	1,250	332,500	304,903	27,597	Long
Nate's Food	Warrants	6,000,000	0	0	0	Short

As such, the Company received a total of $348,460 on total compensation with 304,903 deferred over the 24-month consulting contract with Nate’s Food.

Vortex Brands: The Company received the following shares as compensation:

Issuer	Type	Share #	Revenue	Deferred Revenue	Net Revenue	Long Term/Short Term
Vortex	Common	9,000,000	36,900	22,837	14,063	Short
Vortex	Preferred	19,000	77,900	68,162	9,738	Long

Signal Bay: The Company received the following shares as compensation:

Issuer	Type	Share #	Revenue	Deferred Revenue	Net Revenue	Long Term/Short Term
Signal Bay	Common	1,850,000	15,170	0	15,170	Long
Signal Bay	Cash	-	10,000	0	10,000	-
Signal Bay	Derivative asset		80,000	65,170	14,830	Long

The derivative asset relates to promissory note the Company received from Signal Bay for $40,000 for services rendered. The Company may convert the note into shares of Signal Bay at a conversion price of 50% of the market price at the time of conversion. The Company recorded $80,000 in derivative asset related to this note receivable.

Mortgage for acquired property

The Company financed the purchase of one of its properties. The amount owed as of August 31, 2014 was $13,342. The Company pays $350 per month with a balloon payment of $9,750 due on April 1, 2015.

Loans

The Company has received the following loans from 3rd parties:

The Company borrowed $175,500 through December 11, 2014 from 3rd parties in convertible notes and converted $37,500 through the conversion of the debt into 3,268,151 common shares.:

Funding Date	Amount of Loan	Remaining Balance
January 7, 2014	$37,500	$0
April 28, 2014	$53,000	$43,000
July 16, 2014	$42,500	$42,500
September 12, 2014	$42,500	$42,500

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Accounting and Audit Plan

We expect are audit fees to be approximately $11,000 - $20,000 for the 10-K and $2,500 - $5,000 to review our 10-Q.In the next twelve months, we anticipate spending approximately $20,000 - 40,000 to pay for our accounting and audit requirements.

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

Real Estate Revenue Recognition

The company pursues opportunities to realize revenues from two principal activities: sale of houses it renovates and rental income. It is the company’s policy that revenues and gains will be recognized in accordance with ASC Topic 360.

Sale of the Company’s real estate property will occur through the use of a sales contract where revenues from renovated real estate property sales will be recognized upon closing of the sale. In accordance with FASB ASC 360-20, the Company will use the accrual method and recognize revenue on the sale of its properties when the earnings process is complete and the collectability of the sales price and additional proceeds is reasonably assured, which is typically when the sale of the property closes. At the time of sale the Company will determine it the transaction will be recognized under the full accrual method, installment method, cost recovery method, deposit method or reduced profit method. Rental Income is recognized at the time the Company deposits the monies.

Thoroughbred Revenue Recognition

The company pursues opportunities to realize revenues from two principal activities: purse winnings from racing horses and selling its horses in claiming races. It is the company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition.” Under ASC Topic 605-10-25, revenue earning activities such as horse races are recognized upon claiming the purse winnings and the company has substantially accomplished all it must do to be entitled to the benefits represented by the revenue. Gains or losses from the sale of the horses are recognized when the horse is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the statement of operations.

Consulting Revenue Recognition

The company pursues opportunities to realize revenues from consulting services. It is the company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition.” Under ASC Topic 605-10-25, revenue earning activities are recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks includes, but is not limited to, the following risks: changes in interest rates and equity price risks. We do not use derivative financial instruments as part of an overall strategy to manage market risk.

Interest Rate Risk

As of December 11, 2014, The Company has borrowed a total of $175,500 under our convertible promissory note with KBM Worldwide of which $47,500 has been repaid through conversion of Company’s shares. The annual interest rates on convertible promissory note are 8.0%. Additionally, we do not have any investment in debt instruments other than highly liquid cash equivalents. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Equity Price Risk

We have in the past sought and will likely in the future seek to acquire additional funding by sale of common stock and other equity instruments. Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell common stock or other equity at an acceptable price to meet future funding requirements.

Commodity Price Risk

We currently have only limited production but expect to produce increasing amounts of gold and silver in our fiscal year 2014. As we increase production and sales, changes in the price of gold and other minerals could significantly affect our results of operations and cash flows. We do not presently expect to hedge the sale of any of our anticipated production.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EMBARR DOWNS

CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2013 and for the Years Ended

August 31, 2014

EMBARR DOWNS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Embarr Downs, Inc.

San Clemente, CA

We have audited the accompanying consolidated balance sheets of Embarr Downs, Inc. and its subsidiaries (collectively, the “Company”) as of August 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Embarr Downs, Inc. and its subsidiaries as of August 31, 2014 and 2013 and the related results of their operations and their cash flows for the years then ended  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

December 16, 2014

EMBARR DOWNS, INC.

CONSOLDATED BALANCE SHEETS

	August 31, 2014	August 31, 2013
ASSETS:
Current assets:
Cash or cash equivalents	$23,973	$2,902
Note receivable form sale of company	10,000	-
Derivative assets	80,000	-
Thoroughbreds	43,096	55,000
Securities available for sale	128,460
Total current assets	285,529	57,902
Fixed assets:
Real estate	69,890	-
Renovations	23,550	-
Total fixed assets	93,440	-

Long term assets
Securities available for sale	425,570	-
Total long term assets	425,570	-

Total assets	$804,539	$57,902

LIABILITIES AND SHAREHOLDER EQUITY

Accounts payable	$5,071	$-
Note payable for acquisition of company	10,000	-
Convertible Note payable	95,500	-
Notes payable- related party	113,705	13,000
Mortgage for acquired property	13,342	-
Deferred revenue- securities available for sale	536,673	-
Accrued dividends	19,819	-
Total liabilities	794,110	13,000

Shareholder equity:
Common stock, par value $.0001, 1,000,000 shares authorized, 51,346,435 and 78,284 issued and outstanding as of August 31, 2014 and August 31, 2013, respectively.	5,135	8
Series A preferred stock, par value $.001, 50,000,000 shares authorized, 4,000,000 and 4,000,000 issued and outstanding as of August 31, 2014 and August 31, 2013, respectively.	4,000	4,000
Series B preferred stock, par value $.001, 50,000,000 shares authorized, 1,565,696 and none issued and outstanding as of August 31, 2014 and August 31, 2013, respectively.	1,566	-
Series C preferred stock, par value $.001, 1,000,000 shares authorized, 13,797 and none issued and outstanding as of August 31, 2014 and August 31, 2013, respectively.	14	-
Additional paid in capital	2,220,532	61,117
Shareholder receivable	(342,872)	-
Accumulated deficit	(1,844,776)	(20,223)
Total Embarr stockholders’ equity	43,599	44,902
Non-controlling interest	(33,170)	-
Total shareholders' equity	10,429	44,902
Total liabilities and shareholders' equity	$804,539	$57,902

The accompanying notes are an integral part of these consolidated financial statements.

EMBARR DOWNS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended August 31, 2014	Year ended August 31, 2013

Sales, net	$79,257	$-
Sales of Thoroughbred	26,610
Total sales	106,367	-

Thoroughbred expenses	77,167	4,099

Operating Expenses
SG&A	1,717,671	9,574
Rent or lease	21,100	-
Depreciation	20,876	-
Total operating expense	1,759,647	9,574

Other income (expense)
Loss on Derivative	(28,182)	-
Interest Expense	(71,270)	-

Total other income (expense)	(99,452)	-

Net loss	$(1,829,899)	$(13,673)
Net loss attributable to non-controlling interest	(33,170)	-
Net loss attributable to Embarr	(1,796,729)	(13,673)
Dividends declared	27,824	-
Net loss attributable to common shareholders’	(1,824,553)	(13,673)
Earnings Per Share, Basic and Diluted	$(0.05)	$(0.35)
Weighted average number of shares outstanding	36,445,751	39,548

The accompanying notes are an integral part of these consolidated financial statements.

EMBARR DOWNS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

	CommonStock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		AdditionalPaid	Non-Controlling	Accumulated	ShareholderReceivable	TotalStockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Interest	Deficit	Receivable	Equity
Balance, August 31, 2012	38,400	4	4,000,000	4,000	-	-	-	-	(4,121)	-	(6,550)	-	1,575

Reverse merger adjustment	30,084	3	-	-	-	-	-	-	(3)		-	-	-
Common shares issued for thoroughbred	9,800	1	-	-	-	-	-	-	48,999		-	-	49,000
Contributed Capital	-	-	-	-	-	-	-	-	8,000		-	-	8,000

Net loss	-	-	-	-	-	-	-	-	-		(13,673)	-	(13,673)
Balance, August 31, 2013	78,284	8	4,000,000	4,000	-	-	-	-	61,117	-	(20,223)	-	44,902
Common shares issued for services	45,000,000	$4,500	-	-	-	-	-	-	940,500	-	-	-	945,000
Common shares issued for cash	2,055,857	206	-	-	-	-	-	-	616,551	-	-	(342,872)	273,885
Common shares issued for the settlement of debt	944,143	94	-	-	-	-	-	-	283,149	-	-	-	283,243
Common shares issued for convertible debt	3,268,151	327	-	-	-	-	-	-	38,673	-	-	-	39,000
Reclass of Derivative to APIC for conversion	-	-	-	-	-	-	-	-	136,364	-	-	-	136,364
Series B Preferred Shares issued as dividend	-	-	-	-	1,565,696	1,566	-	-	(1,566)	-	-	-	-
Series C Preferred Shares issued as dividend	-	-	-	-	-	-	13,797	14	(14)	-	-	-	-
Distrubition to related party	-	-	-	-	-	-	-	-	(95,928)	-	-	-	(95,928)
Dividends										-	(27,824)	-	(27,824)
Stock compensation of subsidiary	-	-	-	-	-	-	-	-	250,000		-	-	250,000
Adjustment to Additional paid in capital for related company distribution	-	-	-	-	-	-	-	-	(8,314)	-	-	-	(8,314)
Net Loss										(33,170)	(1,796,729)	-	(1,829,899)
Balance, August 31, 2014	51,346,435	5,135	4,000,000	4,000	1,565,696	1,566	13,797	14	2,220,532	(33,170)	(1,844,776)	(342,872)	10,429

The accompanying notes are an integral part of these consolidated financial statements.

EMBARR DOWNS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ending August 31,	Year ending August 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(1,796,729)	$(13,673)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-controlling interest	(33,170)	-
Revenue from securities for consulting	(67,358)	-
Depreciation expense	20,876	-
Amortization of debt discount	68,182	-
Stock based compensation	945,000	-
Stock based compensation of subsidiary	250,000	-
Loss on derivative	28,182	-
Changes in operating assets and liabilities:
Thoroughbred - Inventory	19,028	-
Deferred revenue - securities held	10,000	-
Accounts payable	5,072	-
Accrued Interest	2,743	-
Net cash used in operating activities	(548,174)	(13,673)

Cash flows from investing activities
Cash paid for real estate	$(69,890)	$-
Cash paid for thoroughbred	(28,000)	-
Cash paid for renovations	(23,550)	-
Net cash used in investing activities	(121,440)	0

Cash flows from financing activities
Proceeds from sale of stock	$273,885	$8,000
Dividends Payments	(8,005)	-
Borrowed from third party	133,000	-
Borrowed on line of credit	282,000	-
Mortgage note payable	13,342	-
Distribution to related party	(104,242)	-
Payment on debt from – related party	(27,465)	-
Borrowings on debt from – related party	128,170	7,000
Net cash provided by financing activities	690,685	15,000

Net cash provided by financing activities	21,071	1,327
Cash balance, beginning of periods	2,902	1,575

Cash balance, end of periods	$23,973	$2,902

Non-cash investing and financing transactions
Subscription Receivables	342,872	-
Shares issued for the settlement of debt and accrued interest	283,243	-
Series B Preferred Shares issued to Common Stock Share holder	1,566	-
Series C Preferred Shares issued to Common Stock Share holder	14	-
Note receivable/payable for sale and purchase of shell	10,000	-
Conversion of debt to shares	39,000	-
Record derivative on convertible notes	68,182	-
Reclass of derivative to additional paid in capital	136,364	-
Accrued dividends	19,819	-

The accompanying notes are an integral part of these consolidated financial statements.

EMBARR DOWNS, INC.

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

Note 1 – Nature of Operations

Embarr Downs, Inc. (“we”, “us”, “our”, the "Company" or the "Registrant") was originally incorporated in the State of Florida on June 27, 1997 under the name of July Project III Corp. and changed our name to Globalgroup Investment Holdings, Inc. on October 18, 2000 and subsequently changed our name to Embarr Downs, Inc. on August 20, 2013. The Company was reincorporated in Nevada on March 12, 2012. The Company is domiciled in the state of Nevada, and its corporate headquarters are located in the Los Angeles area of California. On August 20, 2013, the Company entered into an Agreement whereby the Company acquired 100% of Embarr Downs of California, Inc., incorporated in the State of California on February 23, 2013, and all operations of Embarr Downs, Inc., along with all the prior assets and liabilities were spun off through Sovereign Oil, Inc. On August 20, 2013, the acquisition closed and under the terms of the Agreement the Embarr Downs was the surviving entity. The Company selected August 31 as its fiscal year end. On August 21, 2014, the Company acquired 100% WB Partners from its majority shareholders. As part of the acquisition of WB Partners the company also acquired 87% of SouthCorp Capital and 99% of Torrent Energy as operating subsidiaries of the Company. The Company and WB Partners were under common control at the date of merger and therefore have been accounted for as a merger of entities under common control under ASC 805-50 and historical cost of WB Partners and its subsidiaries have been used in combining WB Partners and the Company as if they had been combined since the inception of WB Partners which was June 2014.

The Company is a holding company that operates through its 4 operating subsidiaries. This is the current corporate organization:

Embarr Downs of California: Is in business is the buying, selling and racing of thoroughbreds. The company’s focus is acquiring partial ownership in horses that can race in allowance or stakes level races. Allowance races are a race other than claiming for which the racing secretary drafts certain conditions. Stakes races are the top level races. The purse money is significantly higher in allowance and stakes level races. Claiming refers to the process by which a licensed person may purchase a horse entered in a race designated as a “claiming race” for a predetermined price. When a horse has been claimed, its new owner assumes title after the starting gate opens although the former owner is entitled to all purse money earned in that race. Claiming races are lowest level in thoroughbred racing. Stakes and allowance races are races in which the horses are not for sale.

The Company currently owns the following horses

Horse	Location	Percent Owned	Deprecation(2)
Rock Off	California	100%	$24,445
Street Car	California	100%	$366(3)
Lone Warrior	California	10%	$0(1)

_______________

(1) Our CEO provided the 10% interest for $0. Unrelated 3rd parties own the remaining 90%.

(2) The Company had $648 in deprecation for thoroughbreds sold or claimed from the Company.

(3) Street Car was injured in March 2014 and began training again in October 2014. The Company didn’t deprecate during the time the horse was not in training.

SouthCorp Capital, Inc.: Southcorp Capital, Inc. is a Delaware corporation. The Company’s focus is on the acquisition and renovation of single-family and mutli-family properties in the U.S with the intent of reselling or renting the property after renovations have occurred. Our real estate investments are expected to focus properties undervalued and/or in need of some repairs.

We seek potential property acquisitions meeting the above criteria and which are located throughout the United States. We believe the most important criteria for evaluating the markets in which we intend to purchase properties include:

•	historic and projected population growth;

•	historically high levels of tenant demand and lower historic investment volatility for the type of property being acquired;

•	markets with historic and growing numbers of a qualified and affordable workforce;

•	high historic and projected employment growth;

•	markets where demographics support need for senior living and healthcare related facilities;

•	markets with high levels of insured populations;

•	stable household income and general economic stability; and

•	sound real estate fundamentals, such as high occupancy rates and strong rent rate potential.

The markets in which we invest may not meet all of these criteria and the relative importance that we assign to any one or more of these criteria may differ from market to market or change as general economic and real estate market conditions evolve. We may also consider additional important criteria in the future. In order to diversify our portfolio, we may acquire a portion of our real estate investments through joint ventures with affiliates and third parties, such as institutional investors.

WB Partners: WB Partners provides consulting services to companies. The Company provides consulting services to a wide variety of both financially sound and distressed organizations by helping clients in diverse industries improve performance, transform the enterprise, reduce costs, leverage technology, process and review large amounts of complex data, address regulatory changes, recover from distress and stimulate growth, or to go public. Our professionals employ their expertise in finance, operations, strategy and technology to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client's particular challenges and opportunities to deliver sustainable and measurable results.

Torrent Energy: Torrent Energy Corp. is a Colorado corporation. The Company developing various gourmet food products. The Company has begun development of compound butter and expects to begin development of a pancake and waffle syrup in November 2014. The company has begun developing compound butter flavors of: Maple, Pecan Brown Sugar, Blueberry, Strawberry, Orange Balsamic Vinegar, Cinnamon and Pumpkin Spice.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

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

Historically, it has mostly relied upon internally generated funds such as shareholder loans and advances to finance its operations and growth. Management may raise additional capital by retaining net earnings or through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

Note 2 – Significant Accounting Policies

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on August 31.

Consolidation of Subsidiaries

Our consolidated financial statements include the accounts of majority-owned, controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Depreciation

The Company depreciates horses that it acquires a 50% or greater position in. The Company depreciates the horse via straight-line depreciation over its useful life of 3 years.

The Company depreciates houses that it acquires a 50% or greater position in. The Company depreciates the house via straight-line depreciation over its useful life of 27.5 years.

Basic and diluted net loss per share

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using treasury stock method, and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Common stock equivalents pertaining to the convertible debt, options, warrants and convertible preferred shares were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the years ended August 31, 2014 and 2013.

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Research and Development

Costs associated with the thoroughbred research are charged to expense as incurred.

Revenue Recognition

Real Estate Revenue Recognition

The company pursues opportunities to realize revenues from two principal activities: sale of houses it renovates and rental income. It is the company’s policy that revenues and gains will be recognized in accordance with ASC Topic 360.

Sale of the Company’s real estate property will occur through the use of a sales contract where revenues from renovated real estate property sales will be recognized upon closing of the sale. In accordance with FASB ASC 360-20, the Company will use the accrual method and recognize revenue on the sale of its properties when the earnings process is complete and the collectability of the sales price and additional proceeds is reasonably assured, which is typically when the sale of the property closes. At the time of sale the Company will determine it the transaction will be recognized under the full accrual method, installment method, cost recovery method, deposit method or reduced profit method. Rental Income is recognized at the time the Company deposits the monies.

Thoroughbred Revenue Recognition

The company pursues opportunities to realize revenues from two principal activities: purse winnings from racing horses and selling its horses in claiming races. It is the company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition.” Under ASC Topic 605-10-25, revenue earning activities such as horse races are recognized upon claiming the purse winnings and the company has substantially accomplished all it must do to be entitled to the benefits represented by the revenue. Gains or losses from the sale of the horses are recognized when the horse is sold or otherwise disposed of, the cost and associated accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the statement of operations.

Consulting Revenue Recognition

The company pursues opportunities to realize revenues from consulting services. It is the company’s policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition.” Under ASC Topic 605-10-25, revenue earning activities are recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. In cases where the company receives equity instruments of its customers in exchange for services provided, the Company follows ASC 505-50-30 for determining when to measure the value of the equity instruments received.

Investments

The Company accounts for its investment in marketable securities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, Investments – Debt and Equity Securities. See Note 7 for further information. FASB ASC 320 requires certain securities to be classified into three categories:

Held-to-maturity – Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.

Trading securities – Debt and equity securities that are bought and held primarily for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.

Available-for-sale – Debt and equity securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

Fair Value Measurements

As defined in ASC 820 “Fair Value Measurements”, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on August 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$-	$-	$80,000	$80,000
Marketable securities available for sale	$128,460	$425,570	$-	$554,030
Liabilities
Derivative financial instruments	$-	$-	$-	$-

Recently issued accounting standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Related Party Transaction

As of August 31, 2014, a note payable of $113,705 was due to the Company’s officers compared to $13,000 on August 31, 2013. Through the end of the fiscal year August 31, 2014, the Company’s officers contributed $128,170 as a note payable and repaid $27,465 for a total remaining amount owed of $113,705. This note is unsecured, non-interest bearing and matures on December 31, 2015. The Company and WB Partners were under common control through Joseph Wade at the date of merger and therefore have been accounted for as a merger of entities under common control under ASC 805-50 and historical cost of WB Partners and its subsidiaries have been used in combining WB Partners and the Company as if they had been combined since the inception of WB Partners which was June 2014.

On August 20, 2013, the acquisition closed and under the terms of the Agreement the Embarr Downs was the surviving entity. The Company selected August 31 as its fiscal year end.  On August 21, 2014, the Company acquired 100% WB Partners from its majority shareholders. As part of the acquisition of WB Partners the company also acquired 87% of SouthCorp Capital and 99% of Torrent Energy as operating subsidiaries of the Company. The Company recognized $250,000 of stock compensation related to the subsidiary during year ended August 31, 2014.

The Company’s subsidiary SouthCorp Capital booked a one-time $250,000 in expenses related stock issuance of Southorp Capital stock to its CEO and COO.

The Company also had expenses of $95,928 related to distributions to related parties and $8,314 in adjustment to Additional Paid in Capital for relate company distribution.

Note 4 – Convertible Notes Payable

KBM Worldwide December 30, 2013 convertible note. On December 30, 2013 the Company received a note in the amount of $37,500 from KBM Worldwide, Inc. The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on September 30, 2013. The note is convertible into shares of Common Stock, $0.0001 par value per share. This note has been converted for the entire amount of this note through the issuance of 3,268,151 shares. As such there is no amount owned on this note.

KBM Worldwide April 28, 2014 convertible note. On April 28, 2014 the Company received a note in the amount of $53,000 from KBM Worldwide, Inc. The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on January 28, 2014. The note is convertible into shares of Common Stock, $0.0001 par value per share180 days from the issue date. As of August 31, 2014 this note is not considered to be a derivative.

KBM Worldwide July 16, 2014 convertible note. On July 16, 2014 the Company received a note in the amount of $42,500 from KBM Worldwide, Inc. The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on April 15, 2015. The note is convertible into shares of Common Stock, $0.0001 par value per share 180 days from the issue date. As of August 31, 2014 this note is not considered to be a derivative.

Note 5 – Derivative Liabilities

The Company issued convertible notes that are convertible into Class A common shares at a discount from the market price of the Company’s Common Stock price. The Company analyzed the conversion options embedded in the convertible notes for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instruments embedded in the above referenced convertible promissory notes should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the conversion options. Because the number of shares to be issued upon settlement of the above referenced convertible promissory notes cannot be determined under this instrument, Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other future share instruments. On the date the notes became convertible, the conversion options were classified as derivative liabilities at their fair value.

During 2014, certain notes payable were converted resulting in settlement of the related derivative liabilities. The Company re-measured the embedded conversion options at fair value on the date of settlement and recorded these amounts to additional paid-in capital.

The following table summarizes the changes in the derivative liabilities during the year ended August 31, 2014:

Balance as of August 31, 2014	$-

Additions from new convertible notes issued	68,182

Reclassification of derivative liabilities to additional paid-in capital due to conversion of related notes payable	(136,364)

Change in fair value	68,182

Ending balance as of August 31, 2014	$-

The Company used Black Scholes model, assuming maximum value to determine effectively the stock price on the date of measurement of the derivative liability.

Note 6 – Common and Preferred Stock

Shares issued for services

During the nine months ended May 31, 2014, the Company issued 45,000,000 shares of common stock to employees and third party consultants as compensation. The fair value of the shares was determined to be $945,000.

Shares issued for settlement of debt and accrued interest

The company issued 944,143 of common shares to settle $282,000 of the line of credit outstanding as well as $1,243 of accrued interest with the third party. The fair value of the shares issued was $246,421. The Company recorded $36,822 as a gain on settlement of debt.

Shares issued for cash

During the fiscal year end August 31, 2014, the company issued 2,055,857 shares of common stock to a third party for the proceeds of $616,757. As of August 31, 2014, the company has received $273,885 of the $616,757 with the remaining $342,872 outstanding as a stock subscription.

Shares issued for conversion of convertible debt

The Company issued 3,268,151 shares for the conversion of convertible debt of $37,500 and interest of $1,500. The Company recorded $136,364 to additional paid in capital for the reclassification of derivative liabilities due to conversion of convertible notes.

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

Common Stock

The Certificate of Incorporation, as amended, authorizes the Company to issue up to 500,000,000 shares of Common Stock ($0.0001 par value). As of August 31, 2014, there are 51,346,461 shares of our Common Stock issued and outstanding compared to 78,284 on August 31, 2014. All outstanding shares of Common Stock are of the same class and have equal rights and attributes. Holders of our Common Stock are entitled to one vote per share on matters to be voted on by shareholders and also are entitled to receive such dividends, if any, as may be declared from time to time by our Board of Directors in its discretion out of funds legally available therefore.

Series A Preferred

The Series A Preferred Stock consist of 5,000,000 authorized and 4,000,000 are issued and outstanding as of the date of this filing. There were 4,000,000 shares outstanding as of August 31, 2013.

The Series A Preferred has the following terms and rights:

Dividend: No dividend rights

Ranks: Ranks superior to the Company’s Common Stock as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, including the payment of dividends.

Conversion Provisions. Each Series A Preferred Share cannot be converted into Common Shares, unless it is approved by the Board of Directors and agreed upon by the Series A Preferred Shareholders.

Voting Rights. Except as otherwise required by law, each Series A Preferred Share shall have voting rights and shall carry a voting weight equal to two thousand five hundred (2,500) Common Shares. Except as otherwise required by law or by these Articles, the holders of shares of Common Stock and Preferred Stock shall vote together.

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

Series C Preferred Stock

On April 16, 2014, the Company approved of the issuance of Series C Preferred Stock to its Common Stock shareholders. Each common stock shareholders received one share of Series B Preferred Stock for each 3,500 common stock shares owned. As a result 13,797 of Series B Preferred Stocks were issued for a total fair value of $14. The stock dividend is considered an equity transaction due to all shareholders participating in the issuance.

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

Dividends

During the Fiscal Year ending August 31, 2014, the Company declared $27,824 in dividends. As of August 31, 2014, the company paid $8,005 and has accrued $19,819 in dividends.

Note 7 – Note Receivable, Mortgage and Securities Available for sale

Note receivable from consulting services

The Company, through WB Partners, provides consulting services to clients. The Company typically is paid in cash or stock. During the fiscal year ending August 31, 2014, the Company received a note receivable for consulting services performed. The amount of the note is $40,000. The Company may convert the note into shares of Signal Bay at a conversion price of 50% of the market price at the time of conversion. The Company recorded $80,000 in derivative asset related to this note receivable

Securities available for sale

The Company, through WB Partners, provides consulting services to clients.  The Company typically is paid in cash or stock.  When paid in stock the Company books the stock as Securities Available For Sale.  The Company recognizes the revenue based on the current price per share of the stock received at the date the services are complete and prior to completion, interim measurements are taken at each reporting date. At the time the Company sells or otherwise disposes the shares, the company will record any realized gain or loss on the sale of the stock.  After a measurement date has been reached for revenue recognition purposes, interim changes in fair value of the stock are reflected in Other Comprehensive Income (Loss) as an unrealized gain (loss).

The table below shows the number of shares WB Partners received as compensation for services and how they were accounted for:

Nate’s Food Co.: The Company received the following shares as compensation:

Issuer	Type	Share #	Revenue	Deferred Revenue	Net Revenue	Long Term/Short Term
Nate's Food	Common	600,000	15,960	0	15,960	Short
Nate's Food	Preferred	1,250	332,500	304,903	27,597	Long
Nate's Food	Warrants	6,000,000	0	0	0	Short

As such, the Company received a total of $348,460 on total compensation with $304,903 deferred over the 24-month consulting contract with Nate’s Food.

Vortex Brands: The Company received the following shares as compensation:

Issuer	Type	Share #	Revenue	Deferred Revenue	Net Revenue	Long Term/Short Term
Vortex	Common	9,000,000	36,900	22,837	14,063	Short
Vortex	Preferred	19,000	77,900	68,162	9,738	Long

Signal Bay: The Company received the following shares as compensation:

Issuer	Type	Share #	Revenue	Deferred Revenue	Net Revenue	Long Term/Short Term
Signal Bay	Common	1,850,000	15,170	0	15,170	Long
Signal Bay	Cash	-	10,000	0	10,000	-
Signal Bay	Derivative asset		80,000	65,170	14,830	Long

The derivative asset relates to promissory note the Company received from Signal Bay for $40,000 for services rendered. The Company may convert the note into shares of Signal Bay at a conversion price of 50% of the market price at the time of conversion. The Company recorded $80,000 in derivative asset related to this note receivable.

Mortgage for acquired property

The Company financed the purchase of one of its properties. The amount owed as of August 31, 2014 was $13,342.  The Company pays $350 per month with a balloon payment of $9,750 due on April 1, 2015. The interest rate is 0% and is secured by the property.

Note 8 – Property Information

The table below includes the properties owned by the Company as of August 31, 2014:

Property	City, State	Acquisition Date	Type	Purchase Price
808 N. Franklin Street	Portland, Indiana	April-14	Single Family	$1,500
465 Fulton	Berne, Indiana	April-14	Vacant Land	$1,500
Jefferson Street	Berne, Indiana	April-14	Vacant Industrial	$2,500
356 Franklin Street	Berne, Indiana	April-14	Single Family	$16,000
163 Behring Street	Berne, Indiana	April-14	Commercial	$35,000
8841 N. Pearl Street	Bryant, Indiana	April-14	Single Family	$1,500
237 E. Delaware Street	Redkey, Indiana	April-14	Single Family	$1,500
8218 N 950W	Montpelier, Indiana	April-14	Single Family	$2,500
7003 Balsam Lane	Fort Wayne, Indiana	May-14	Single Family	$6,000
1063 Winchester	Decauter, Indiana	August-14	Single Family	$1,890

Except for 356 Franklin and 1063 Winchester, the properties list above were purchased by our CEO and a note was issued to our CEO. The property located at 356 Franklin was financed by the seller who carried back a mortgage that the Company pays $350 per month with the balance due April 2015. The property located at 1063 Winchester was paid n cash by the Company.

Renovations: The Company is currently renovating 7003 Balsam Lane. Through August 31, 2014, the Company has spent $23,550 in renovations to the property. Once these renovations are complete the Company will begin renovations on 356 Franklin Street.

Note 9 – Segment Information

The Company is organized as, and operates in, real estate, consulting and thoroughbred racing/breeding. The Company’s chief operating decision-maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources, accompanied by information about revenue by geographic regions. The Company’s assets are primarily located in the United States of America and not allocated to any specific region and it does not measure the performance of its geographic regions based upon asset-based metrics. Therefore, geographic information is presented only for revenue. Revenue by geographic region is based on the ship to address on the customer order.  At August 31, 2013, thoroughbred racing was the only segment of operations for the Company.

Segments:

Embarr Downs Of California – owns and operates the Company’s thoroughbreds.

Embarr Downs of California	Year Ended August 31, 2014
Revenue	$26,604
Cost of Goods	30,973
Operating Expenses	50,109
Total Loss	$(54,478)

Embarr Downs of California	Year Ended August 31, 2014
Cash	$20,515
Thoroughbreds	43,096
Liabilities	-
Total Equity	$63,611

This segment also had $20,876 in deprecation.  This segment has no interest expense or income or extraordinary items.

WB Partners – provides consulting work to companies.

WB Partners	Year Ended August 31, 2014
Sales, net	$74,257
Operating Expenses	-
Total Profit	$74,257

WB Partners	Year Ended August 31, 2014
Cash	$-
Current assets	90,000
Long term assets	554,030
Deferred revenue	536,673
Liabilities	10,000
Total Equity	$97,357

This segment has no deprecation, interest expense or income or extraordinary items.

SouthCorp Capital – owns and manages the Company’s real estate.

SouthCorp Capital	Year Ended August 31, 2014
Sales, net	$5,500
Cost of Goods	-
Operating Expenses	267,914
Total Loss	$(262,414)

SouthCorp Capital	Year Ended August 31, 2014
Cash	$3,458
Real Estate	93,440
Liabilities	131,736
Total Equity	$(34,838)

This segment has no deprecation, interest expense or income or extraordinary items.

Torrent Energy – currently does not have any operations.

Torrent Energy	Year Ended August 31, 2014
Revenue	$-
Cost of Goods	-
Operating Expenses	-
Total Profit	$-

Torrent Energy	Year Ended August 31, 2014
Assets	$-
Liabilities	-

This segment has no deprecation, interest expense or income or extraordinary items.

Note 10 – Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ACS 740 “Income Taxes,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended August 31, 2014, applicable under ACS 740. As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. The company has a net operating loss carry forward of approximately $504,000 and $20,000 for the year ended August 31, 2014 and 2013, respectively which start to expires in 2032. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

The component of the Company’s deferred tax asset as of August 31, 2014 and 2013 are as follows:

	2014	2013
Deferred Tax Assets	$171,602	$7,078
Valuation allowance	(171,602)	(7,078)
Net deferred tax asset	$-	$-

Note 11 – Subsequent Events

In August 2014, the Company agreed to sell 3 of its properties for $105,000. The closing occurred on September 15, 2014 and the Company provided financing to the buyer. The Company will receive $291.66 per month with a balloon payment on March 15, 2017 of $99,750.

KBM Worldwide September 5, 2014 convertible note. On September 5, 2014 the Company received a note in the amount of $42,500 from KBM Worldwide, Inc. The note bears a simple interest of 8% per annum from the date hereof (the “Issue Date”) until it becomes due and payable, whether at maturity date on June 5, 2015. The note is convertible into shares of Common Stock, $0.0001 par value per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have not had any disagreements with our auditors on any matters of accounting principles, practices, or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Rule 308(b) of Regulation S-K, which permits the Company to provide only management’s report in this Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2014. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of August 31, 2014:

Resources: As of August 31, 2014, we had one part-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

Independent Directors: The Company has not established a timetable for the election of independent directors.

No Segregation of Duties Ineffective controls over financial reporting: The company intends to hire additional staff members, either as employees or consultants, prior to August 31, 2014. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company's Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $40,000 per year.

No audit committee: The Company has not established a timetable for the election of independent directors.

Management’s Remediation Initiatives

As our resources allow, we will add financial personnel to our management team. We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. We will also create an audit committee made up of our independent directors. The Company did not make any changes in 2014 related to this material weakness as compared with 2013.

(b)  Changes In Internal Control Over Financial Reporting

We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Position
Joseph Wade	39	President, Director

Joseph Wade, President/Director. Mr. Wade is our President and a member of the Board of Directors. In February 2012, Mr. Wade founded Embarr down. Since 2007, Mr. Wade has been involved in personally owning and racing thoroughbreds in California, New York, Pennsylvania, West Virginia and Maryland. Mr. Wade also formed Capall Stables in October 2012, which was also engaged in owning and racing thoroughbreds; however, Capall Stables ceased operations. Since July 2000, Mr. Wade has worked as the President of Thoroughbred Management Group, his family’s company, which is involved in investing in various thoroughbred ventures. In March 2013, Mr. Wade dissolved Thoroughbred Management Group since pursuant to CHRB rule 1787 Mr. Wade may not use his personal name for racing purposes since the Company has a registered stable name.

Mr. Wade devotes approximately 30 hours per week, or about 50% of his time, to the Company.

Except as stated above, none of the Companies or entities Mr. Wade has previously worked for is a parent, subsidiary or other affiliate of the Company.

Due to Mr. Wade’s experience in owning and racing thoroughbreds, the shareholders felt Mr. Wade should serve as a director of the Company.

The foregoing persons are promoters of Embarr Downs as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Code of Ethics

We have adopted a Code of Ethics which is designed to ensure that our directors and officers meet the highest standards of ethical conduct. The Code of Ethics requires that our directors and officers comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. A copy of the Company's code of ethics has been attached to this prospectus as Exhibit 14.

Committees of the Board of Directors

The Company does not presently have a separately designated audit committee, compensation committee, nominating committee, executive committee or any other committees of its Board of Directors. As such, the sole director acts in those capacities. The Company believes that committees of the Board are not necessary at this time given that the Company is in its exploration stage. However, the sole director will continue to study this matter, and the Company plans to add Board members and/or committees of the Board as its business develops.

Audit Committee Financial Expert

Mr. Wade does not qualify as an “audit committee financial expert.” The Company believes that the cost related to retaining such a financial expert at this time is prohibitive, given its current operating and financial condition. Further, because the Company is in the development stage of its business operations, it believes the services of an audit committee financial expert are not warranted at this time.

ITEM 11. EXECUTIVE COMPENSATION

Name and				Stock	All other
Principal Position	Year	Salary	Bonus	Awards	Compensation	TOTAL
Joseph Wade, President, CEO, Director	2014	$-	0	945,000	0	945,000
	2013	$5,250	0	0	0	5,250

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of our common stock, except to the extent authority is shared by spouses under community property laws. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of the Company, 205 Ave. Del Mar #974, San Clemente, CA 92674.

	Common Stock Shares		Series A Preferred Stock Shares		Series B Preferred Stock Shares		Total
Name and Address	Beneficially Owned	Percentage Class	Beneficially Owned	Percentage Class	Beneficially Owned	Percentage Class	Voting Power
Joseph Wade	39,700	50.71%	3,400,000	85.26%	794,000	50.71%	85.26%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

As of August 31, 2014, a note payable of $113,705 was due to the Company’s officers compared to $13,000 on August 31, 2013. Through the end of the fiscal year August 31, 2014, the Company’s officers contributed $128,170 as a note payable and repaid $27,465 for a total remaining amount owed of $113,705. This note is unsecured, non-interest bearing and matures on December 31, 2015. The Company and WB Partners were under common control through Joseph Wade at the date of merger and therefore have been accounted for as a merger of entities under common control under ASC 805-50 and historical cost of WB Partners and its subsidiaries have been used in combining WB Partners and the Company as if they had been combined since the inception of WB Partners which was June 2014.

On August 20, 2013, the acquisition closed and under the terms of the Agreement the Embarr Downs was the surviving entity. The Company selected August 31 as its fiscal year end.  On August 21, 2014, the Company acquired 100% WB Partners from its majority shareholders. As part of the acquisition of WB Partners the company also acquired 87% of SouthCorp Capital and 99% of Torrent Energy as operating subsidiaries of the Company.

The Company’s subsidiary SouthCorp Capital booked a one-time $250,000 in expenses related stock issuance of Southorp Capital stock to its CEO and COO.

The Company also had expenses of 95,928 related to distributions to related parties and $8,314 in adjustment to Additional Paid in Capital for relate company distribution.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal year ended August 31, 2014 and August 31, 2014:

	Fiscal Year 2014	Fiscal Year 2013
Audit Fees	$12,000	$-

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description
3.1	Restated Articles of Incorporation
3.2	By-laws
14.1	Code of Ethics
31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Embarr Downs, Inc.

Date: December 16, 2014	By:	/s/ Joseph Wade
	Name:	Joseph Wade
	Its:	Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on December 16, 2014.

By:	/s/ Joseph Wade
Name:	Joseph Wade
Its:	Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Director

